Form 10-Q
period 1995-03-31
GABELLI GOLD FUND INC
filed 1995-06-12
CIK 923459

GABELLI
GOLD
FUND,
INC.

                    FIRST QUARTER REPORT
                          MARCH 31, 1995

                            GABELLI GOLD FUND, INC.
                              One Corporate Center
                            Rye, New York 10580-1434
                          FIRST QUARTER REPORT - 1995

TO OUR SHAREHOLDERS:

     For the first three months of 1995 the Fund's net asset value declined by 0.6%. This compares with a fall of 1.3% in the average gold fund monitored by Lipper Analytical Services. The Gold Fund's total return from inception on July 11, 1994 through March 31, 1995 is 10.0%. On March 31, 1995 our shareholder base is 1,728 and net assets of the Fund are $16.6 million.

INVESTMENT RESULTS(a)
- --------------------------------------------------------------------------------
                                        Quarter
                              ----------------------------
                              1st     2nd     3rd      4th     Year
                              ---     ---     ---      ---     ----
1995:   Net Asset Value     $11.00    ---     ---      ---     ---
        Total Return         (0.6)%   ---     ---      ---     ---
- --------------------------------------------------------------------------------
1994:   Net Asset Value       ---     ---   $12.37    $11.07  $11.07
        Total Return          ---     ---    23.7%(b) (10.5)%  10.7%(b)
- --------------------------------------------------------------------------------

(a)Total return reflects change in share price and is net of expenses. Of course, returns represent past performance and do not guarantee future results. Investment returns and the principal value of an investment will fluctuate. When shares are redeemed they may be worth more or less than their original cost.
(b)From commencement of operations on July 11, 1994.
- --------------------------------------------------------------------------------

     The recovery in gold equities which took place in February and March was narrowly based and limited to large capitalization North American gold shares. It is often the case that there is a time lag before overseas gold equities start to perform. The divergence in performance during the quarter is evidenced by the return of 11.6% for the Philadelphia Gold and Silver Index compared with a decline of over 10% for both the Australian and South African gold share indices.

OUR INVESTMENT OBJECTIVE

     The Fund's objective is to obtain long-term capital appreciation by investing in the equity securities of foreign and domestic issues principally engaged in gold and gold-related activities.

OUR APPROACH

     We look at a number of company specifics in order to determine which gold stocks are relatively undervalued. Our primary focus is on capitalization per ounce of production, and, more important, on capitalization per ounce of recoverable reserves. This determines how much gold actually backs every dollar invested in a gold company. We appreciate that every mining company must replace the gold that it mines, and we place a heavy emphasis on the quality of management and their ability to create shareholder wealth. We invest globally with an emphasis on gold-producing companies.

COMMENTARY
     The Mexican financial crisis, which began just before Christmas, has had a significant effect on the world's financial system. Investors and other participants in the currency markets have become more conservative and quality conscious. This has had a negative impact on those currencies whose underlying economies have severe imbalances, usually identified as high budget and current account deficits.

     The most notable victim of this flight to quality has been the U.S. dollar, which has declined precipitously against both the deutsche mark and the Japanese yen. During the first quarter the dollar fell by over 10% against the yen and deutsche mark. However, during this period short-term interest rates rose by about 25 basis points in the U.S. and declined by over 60 basis points in Germany and Japan. Ordinarily, these moves would tend to make the dollar more attractive. But investors are only prepared to finance the large U.S. current account deficit by buying dollars at a price far below that which most economists consider to be fair value. The role of the dollar as the world's reserve currency is now being questioned as countries have witnessed a sharp decline in the value of their reserves. This could result in a more prominent role for gold in central bank reserves, especially among Far Eastern countries, where gold as a proportion of total reserves is very low.

     The price of gold did not benefit in any meaningful way from the weakness in the dollar. During January and February, the gold price drifted lower to $375 per ounce and only began to move upward when the dollar came under heavy pressure at the start of March. Indeed, by March 29th the gold price, at $382 per ounce, was actually lower than it was at year end and, of course, gold denominated in yen and deutsche marks had declined to multi-year lows. On March 30th, the German Bundesbank cut the discount rate by 1/2 per cent, to 4.0%, and the gold price rallied to finish the quarter at $391.10 per ounce. This almost $10 per ounce move reflected market concerns that the Bundesbank was not acting for purely domestic monetary reasons but rather to ease international financial strains. It appears that both the yen and deutsche mark are very overvalued in regard to most economic criteria and any loss of confidence in those currencies should benefit the gold price. We believe the downside risk for gold is minimal. This is based on strong physical demand continuing to appear below $380 per ounce.

     As is often the case, gold equities anticipated the upward move in the price of bullion. After a very poor January, the leading North American gold equities rallied strongly in February and March to end the quarter at significantly higher levels. However, South African and Australian gold stocks lagged and only began to move ahead in late March. Indeed, mid and small capitalization stocks in North America also underperformed the larger producers.

     Towards the end of last year and in January, the Fund added to its position in a number of the bigger and better known gold companies as their valuations became increasingly attractive. These included Barrick Gold Corporation (ABX - $25.00 - NYSE), Placer Dome, Inc. (PDG - $24.375 - NYSE) and Newmont Mining Corporation (NEM - $42.75 - NYSE). However, the portfolio remains concentrated in the mid-sized gold companies which trade at a discount to the larger companies and have a better growth profile. We continue to believe that the North American gold mining industry will consolidate, because of the discrepancy in valuations according to size and the need for the larger companies to grow reserves. Recent examples include Pegasus Gold, Inc. (PGU - $12.339 - ASE) bidding for the minority of its Australian subsidiary and Placer Dome offering to buy International Musto.

     In Australia, a number of mid-sized gold producers are selling at attractive valuations which have exciting growth potential; consequently, the Fund has added to its exposure in Australia. South African gold equities have been very hard hit over the past few months largely as a consequence of labor unrest. This will undoubtedly result in lower short-term earnings. A significant portion of the Fund's investments in South Africa are in platinum producers which have been less affected by strikes and stoppages. In early March, the South African government abolished the Financial Rand, and since then the currency has remained stable. This reflected a rise in South Africa's foreign exchange reserves and improved confidence in the new political system.

     Over seventy percent of the Fund is invested in North American and Australian companies with a high growth profile that will allow them to prosper even in a flat gold price environment. Only a portion of the Fund's South African holdings requires a higher gold price to improve earnings, and these should perform very well when the price of gold rises, as we expect.

GLOBAL  ALLOCATION

     The chart at the right presents the Fund's holdings by geographic region as of March 31, 1995. The geographic allocation will change based on future global market conditions.

     Countries and/or regions or companies represented in the chart and below may or may not be included in the Fund's portfolio in the future.

[Pie chart represented by the following table]

     HOLDINGS BY GEOGRAPHIC REGION - 3/31/95
North America    South Africa    Australia     Other
    58.4%           27.3%          9.9%        4.4%

LET'S TALK STOCKS

     The following are stock specifics on selected holdings of our Fund's investments. Favorable EBITDA prospects do not necessarily translate into higher stock prices, but they do express a positive trend which we believe will develop over time.

PLACER DOME, INC. (PDG - $24.375 - NYSE) is the second-largest North American-based gold producer, with mining operations in the United States, Canada, Chile, and through its Australian subsidiary, Placer Pacific, in Australia and Papua New Guinea. The company's two largest mines, Missima and

Campbell, had cash costs under $140.00 per ounce in 1994, and are strong cash generators for the company. Management is experienced in developing new mines overseas, and during the next few years we expect a number of development projects to be converted to operating mines. Indeed, the company recently announced a mineral resource of 18.7 million ounces of gold at its exploration properties. This amount is nearly equal to its proven and probable reserve of
19.8 million ounces.

STILLWATER MINING LTD. (PGMS - $17.75 - NASDAQ) is the only U.S. producer of platinum and palladium, which are rare precious metals used in many industrial applications and in the jewelry industry. The largest use for platinum is in catalytic converters for the auto industry, while about half of the supply of palladium is consumed in the production of electric components for personal computers and cellular telephones. Historically, the platinum price has traded at a premium to the gold price. The Stillwater mine has proven and probable reserves of 18.0 million ounces of platinum and palladium. This is equivalent to our 10 million ounces of gold. At the current rate of mining, the mine life is over 60 years. The company is currently undertaking an expansion program which will double production within two years. This program will lower costs and improve profitability. Stillwater went public at the end of 1994 and raised the necessary funds to finance the mine expansion.

SAINT HELENA GOLD MINES LTD. (SGOLY- $9.875 - NASDAQ) has been mining gold from its lease area in the Orange Free State, South Africa for almost fifty years. The company experienced low productivity a few years ago because of declining grades and low productivity. However, management has turned the company around largely as a consequence of introducing a new mining technique involving large vacuum pumps. These pumps, which can move rocks larger than a baseball, have been very effective in lowering the loss of gold that had been experienced due to the very friable nature of the ore. The company expects 40% of production to be sourced by this new method, and further productivity gains are expected. At the current gold price, St. Helena's divided yield is estimated to be over 10%, and the mine has a life of over twelve years.

MOUNT EDON GOLD MINES LTD. (MEG.AX- $1.985 - AUSTRALIAN STOCK EXCHANGE) is a small Australian-based gold company that should enjoy substantial growth over the next few years. The company's main asset is the Tarmoola mine located in Western Australia. This mine is currently being expanded, and next year gold production is expected to double to about 130,000 oz. per annum. At the end of 1994, reserves at Tarmoola were sufficient for about six more years of mining, but the company is confident that significant reserve additions will be made.
Recently, Mt. Edon made a small acquisition which gives the company a second mine and some interesting exploration prospects. We expect the company to continue its exploration success in finding gold in the ground at a low cost.

MINIMUM INITIAL INVESTMENT - $1,000

     The Fund's minimum initial investment for both regular and retirement accounts is $1,000. There are no subsequent minimums. No initial minimum is required for those establishing an Automatic Investment Plan.

GABELLI U.S. TREASURY MONEY MARKET FUND

     Shareholders of any of the Gabelli Funds may invest in The Gabelli U.S. Treasury Money Market Fund with an initial investment of $3,000 or more. The Fund provides checkwriting and exchange privileges. The Fund's expenses are capped at .30% of average net assets, making it one of the most attractive U.S. Treasury-only money market funds. With dividends that are exempt from state and local income taxes in all states, the Fund is an excellent vehicle in which to store idle cash. Call us at 1-800-GABELLI (1-800-422-3554) for a prospectus which gives a more complete description of the Fund, including management fees and expenses. Read it carefully before you invest or send money.

IN CONCLUSION

     The Fund's daily net asset value is available in the financial press and each evening after 6:00 PM (Eastern Time) by calling 1-800-GABELLI (1-800-422-3554). The Fund's NASDAQ symbol is GOLDX. Please call us during the day for further information.

     We thank you for your confidence in our investing abilities and wish you a productive and financially rewarding 1995.

                                                Sincerely,
                                                /s/Caesar Bryan
                                                Caesar Bryan
                                                President and Portfolio Manager
May 1, 1995

- -------------------------------------------------------------------------------
                                Top Ten Holdings
                                 March 31, 1995
                                 --------------
- -
  Stillwater Mining Ltd.                   Santa Fe Pacific Gold Corporation
  Barrick Gold Corporation                 Kloof Gold Mining Company, Ltd.
  Placer Dome, Inc.                        Randgold and Exploration Company Ltd.
  Newmont Mining Corporation               Saint Helena Gold Mines Ltd.
  TVX Gold, Inc.                           Pegasus Gold, Inc.
- --------------------------------------------------------------------------------

GABELLI GOLD FUND, INC.
PORTFOLIO OF INVESTMENTS -- MARCH 31, 1995 (UNAUDITED)
- --------------------------------------------------------------------------------
                                                              Market
Shares                                             Cost       Value
- --------                                          ------     --------
           COMMON STOCKS -- 99.10%
           METALS AND MINING -- 99.10%
           AUSTRALIA -- 9.90%
 230,000   Climax Mining Ltd.+......             $199,675   $ 155,525
  75,000   Delta Gold+..............              169,895     148,838
 210,000   Golden Shamrock Mines
             Limited+...............              201,669     137,372
  30,000   Great Central Mines N.L.+               72,236      48,510
 190,700   Homestake Gold of Australia
             Limited+...............              215,577     193,427
 100,000   Mount Edon Gold Mines Ltd.             233,853     198,450
  56,700   Newcrest Mining Limited..              270,573     215,874
  80,000   Ranger Minerals NL+......              235,400     194,040
 100,000   Rhodes Mining NL+........               15,897       8,085
 213,500   Saint Barbara Mines Ltd.+              266,385     182,030
 150,000   Zapopan N.L.+ ...........              199,351     159,863
                                               ----------  ----------
                                                2,080,511   1,642,014
                                               ----------  ----------
           EUROPE -- 3.28%
  15,000   Ashanti Goldfields GDR(a)+             325,250     372,750
 352,100   Glencar Explorations plc+              221,040     171,754
                                               ----------  ----------
                                                  546,290     544,504
                                               ----------  ----------
           NORTH AMERICA -- 57.52%
   7,000   Agnico-Eagle Mines, Ltd..               85,050      84,000
  29,922   Barrick Gold Corporation.              622,328     748,050
  20,000   Bema Gold Corporation+...               34,216      37,768
  35,400   Cambior, Inc.............              446,793     408,315
  87,000   Dayton Mining Corporation+             273,319     255,150
  12,800   Euro-Nevada Mining
             Corporation............              328,855     338,770
   6,750   Franco-Nevada Mining
             Corporation............              371,603     335,567
  59,800   Goldcorp Inc. Cl. A.+ ...              319,932     433,101
  20,000   Golden Star Resources, Ltd.+           186,373     159,156
 124,000   Guyanor Resources S.A....              187,338     239,485
  15,900   Hycroft Resources &
             Development Corporation+              38,494      27,296
  76,000   International Gold Resources
             Corporation+...........              236,653     217,454
  70,000   Kinross Gold Corporation+              394,291     394,313
  80,000   Miramar Mining Corporation+            378,552     371,960
  17,000   Newmont Mining Corporation             674,388     726,750
  51,000   North American
             Palladium Ltd.+                      298,995     369,750
  40,000   Pegasus Gold, Inc.+......              523,140     493,562
  19,200   Pioneer Group, Inc.......              418,779     398,400
  30,300   Placer Dome, Inc.........              623,482     738,563
  40,000   Primer Resource Group, Inc.+           245,462     271,817
  49,000   Santa Fe Pacific Gold
             Corporation+                         608,575     618,625
  41,250   Stillwater Mining Ltd.(b)(c)+          242,000     649,688
  30,000   Stillwater Mining Ltd.+..              390,000     532,500
 104,000   TVX Gold, Inc.+..........              687,723     678,827
  30,000   Zamora Gold Corporation+.               43,481      13,949
                                               ----------  ----------
                                                8,659,822   9,542,816
                                               ----------  ----------
           SOUTH AFRICA -- 27.27%
 180,000   Deelkraal Gold ADR.......              332,548     178,650
 155,000   Doornfontein Gold Mining
             Company Limited ADR+...              187,250     125,674
  90,000   Grootvlei Proprietary
             Mines Ltd.                           258,252     225,000
Principal
 Amount                                                       Market
or Shares                                           Cost       Value
- ---------                                          -------   --------
  35,000   Harmony Gold Mining Ltd. ADR+         $ 245,175  $ 288,687
  20,000   Impala Platinum Holdings, Ltd.          444,375    452,956
  48,000   Kloof Gold Mining
             Company, Ltd...........               629,132    558,000
 305,000   Lebowa Platinum Mines Limited+          354,700    362,283
  20,000   Leslie Gold Mines Ltd. ADR              180,475    145,392
  40,100   Loraine Gold Mines Ltd. ADR+            192,363    120,300
 177,750   Northam Platinum Limited+               219,820    213,618
1,100,000    Rand Leases Gold Mining+              298,500    261,319
  20,000   Randfontein Estates Gold
             Mining Company Ltd. ADR               215,000    132,500
 188,000   Randgold and Exploration
             Company Ltd............               537,200    514,925
  20,000   Rustenburg Platinum Holdings,
             Ltd....................               496,215    451,558
  50,000   Saint Helena Gold Mines Ltd.            455,888    493,750
                                                ---------- ----------
                                                 5,046,893  4,524,612
                                                ---------- ----------
           SOUTH AMERICA -- 1.13%
  45,000   Cia De Minas Buenaventura SA            172,946    187,168
                                                ---------- ----------
           TOTAL COMMON STOCKS .....            16,506,462 16,441,114
                                                ---------- ----------
           WARRANTS -- 0.02%
  19,750   Northam Platinum Limited.                 2,497      3,864
                                                ---------- ----------
           TOTAL WARRANTS ..........                 2,497      3,864
                                                ---------- ----------

           CONVERTIBLE CORPORATE BONDS -- 1.22%
           NORTH AMERICA
$200,000   Bema Gold Corporation Sub.
             Deb. Cv. 7.50%, 9/15/99(b)            200,000    202,000
                                                ---------- ----------
           TOTAL CONVERTIBLE
            CORPORATE BONDS ........               200,000    202,000
                                                ---------- ----------



           TOTAL
            INVESTMENTS--100.34% ....          $16,708,959 16,646,978
                                                ==========
           LIABILITIES, IN EXCESS OF OTHER
             ASSETS - (0.34)% ......                          (56,239)
                                                           ----------
           NET ASSETS - 100.00%
             (1,508,302 shares
               outstanding) ........                      $16,590,739
                                                           ==========
           NET ASSET VALUE AND REDEMPTION
           PRICE PER SHARE .........                           $11.00
                                                               ======
- ----------------
(a)Security exempt from registration under Rule 144A of the Securities Act of 1933. This security may be resold in transactions exempt from registration, normally to qualified institutional buyers. At March 31, 1995, Rule 144A security amounted to $372,750 or 2.2% of net assets.
(b)Security is fair valued pursuant to procedures established by the Board of Directors.
(c)Security restricted as to resale. This investment was acquired on September 14, 1994 and represents 3.9% of net assets at March 31, 1995.
ADR--American Depository Receipt
GDR--Global Depository Receipt
+Non-income producing security.

                            GABELLI FAMILY OF FUNDS
                     DISTRIBUTED BY GABELLI & COMPANY, INC.
                    ONE CORPORATE CENTER, RYE, NY 10580-1435


GABELLI ASSET FUND--------------------------------------------------------------
Invests in a diversified portfolio of companies selling below their private market value. The Fund's primary objective is to seek growth of capital.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA

GABELLI GROWTH FUND-------------------------------------------------------------
Invests in a diversified portfolio of common stocks that have favorable, yet undervalued, prospects for earnings growth. The Fund's primary objective is to seek capital appreciation by employing an earnings-driven investment approach.
                                          PORTFOLIO MANAGER: HOWARD F. WARD, CFA

                             GABELLI GLOBAL SERIES
                             ---------------------

   GABELLI GLOBAL TELECOMMUNICATIONS FUND
   Invests in telecommunications companies throughout the world. Targets undervalued companies with strong earnings per share and cash flow dynamics. The Fund's primary objective is to seek capital appreciation.
                                             TEAM MANAGER: MARIO J. GABELLI, CFA

   GABELLI GLOBAL CONVERTIBLE SECURITIES FUND
   Invests primarily in bonds and preferred stocks which are convertible into common stock of foreign and domestic companies. The Fund's primary objective is to seek a high level of total return through a combination of current income and capital appreciation.
                                                 PORTFOLIO MANAGER: HART WOODSON

   GABELLI GLOBAL INTERACTIVE COUCH POTATO(TM)(C) FUND
   Invests in companies involved in communications, creativity and copyright throughout the world. The Fund will also invest in companies participating in emerging technological advances in interactive services and products. The Fund's primary objective is to seek capital appreciation.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA

GABELLI GOLD FUND---------------------------------------------------------------
Invests in a global portfolio of equity securities of gold mining and related companies. The Fund's primary objective is to seek capital appreciation. Investment in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial and political factors.
                                                 PORTFOLIO MANAGER: CAESAR BRYAN

Investment in foreign securities involves risks not ordinarily associated with investments in domestic issuers, including currency fluctuation, economic and political risks.

GABELLI SMALL CAP GROWTH FUND
Invests primarily in equity securities of smaller companies (companies with a total market capitalization of less than $500 million) which are believed likely to have rapid growth in revenues and earnings. The Fund's primary objective is to seek capital appreciation.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 4 1/2%

GABELLI VALUE FUND--------------------------------------------------------------
Invests in a concentrated portfolio of securities of companies which are selling below their private market value. The Fund's primary objective is long-term capital appreciation. $250 initial minimum for IRAs.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 5 1/2%

GABELLI EQUITY INCOME FUND------------------------------------------------------
Invests primarily in a portion of income-producing equity securities. Pays quarterly dividends. The Fund's primary objective is to seek a high level of total return.
                                        PORTFOLIO MANAGER: MARIO J. GABELLI, CFA
                                                       MAX. SALES CHARGE: 4 1/2%

GABELLI U.S. TREASURY MONEY MARKET FUND-----------------------------------------
Invests exclusively in short-term U.S. Treasury securities. The Fund's primary objective is to provide high current income consistent with the preservation of principal and liquidity. Features low expenses, free checkwriting, telephone exchange and redemption privileges. $10,000 minimum initial investment. $3,000 minimum for Gabelli Fund shareholders. $1,000 for IRAs and Custodial Accounts.
                                                 PORTFOLIO MANAGER: RONALD EAKER

GABELLI'S WESTWOOD FUNDS--------------------------------------------------------
The Westwood Funds consist of three investment portfolios, designed to pursue a variety of investment objectives: Westwood Equity Fund seeks growth, Westwood Balanced Fund seeks income and growth, and Westwood Intermediate Bond Fund seeks current income.
                                     PORTFOLIO MANAGERS: SUSAN BYRNE & PAT FRAZE
To request a prospectus, call
1-800-GABELLI (1-800-422-3554)
Or, visit our Internet homepage at:
HTTP:/ /NETWORTH.GALT.COM/GABELLI
The prospectus(es) contain more complete information, including fees and expenses, and should be read carefully prior to investing.

                            GABELLI GOLD FUND, INC.
                              One Corporate Center
                            Rye, New York 10580-1434
                                 1-800-GABELLI
                                [1-800-422-3554]
                        (Net Asset Value may be obtained
                                daily by calling
                          1-800-GABELLI after 6:00 P.M.)

                               BOARD OF DIRECTORS
                             Mario J. Gabelli, CFA
                               Chairman and Chief
                               Investment Officer
                              Gabelli Funds, Inc.

                                 E. Val Cerutti
                            Chief Executive Officer
                           Cerutti Consultants, Inc.

                              Anthony J. Colavita
                                Attorney-at-Law
                           Anthony J. Colavita, P.C.

                                 Karl Otto Pohl
                                Former President
                              Deutsche Bundesbank

                              Werner J. Roeder, MD
                              Director of Surgery
                               Lawrence Hospital

                             Anthonie C. van Ekris
                               Managing Director
                           BALMAC International, Inc.

                                Daniel E. Zucchi
                             Senior Vice President
                                Hearst Magazines

                                    OFFICERS
                                  Caesar Bryan
                                 President and
                               Portfolio Manager

                           J. Hamilton Crawford, Jr.
                                   Secretary
                                Bruce N. Alpert
                                 Vice President
                                 and Treasurer

                                  DISTRIBUTOR
                            Gabelli & Company, Inc.

                  CUSTODIAN, TRANSFER AGENT AND DIVIDEND AGENT
                      State Street Bank and Trust Company

                                 LEGAL COUNSEL
                            Willkie Farr & Gallagher

- --------------------------------------------------------------------------------
This report is submitted for the general information of the shareholders of Gabelli Gold Fund, Inc. It is not authorized for distribution to prospective investors unless preceded or accompanied by an effective prospectus.
- --------------------------------------------------------------------------------